Form 10-K
period 2005-12-31
J.P. Morgan Mortgage Acquisition Corp. 2005-OPT1
filed 2006-03-31
CIK 1334129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal period December 31, 2005

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                        Commission File Number 333-121990-03

                       J.P.MORGAN ACCEPTANCE CORPORATION I
             (Exact name of registrant as specified in its charter)


         Delaware                                           13-3475488
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)

270 Park Avenue
New York, New York                                             10017
(Address of Principal Executive Offices)                     (Zip Code)

       Registrant's telephone number, including area code :(212) 270-8863

                J.P. Morgan Mortgage Acquisition Corp. 2005-OPT1
            Asset Backed Pass-Through Certificates, Series 2005-OPT1
                                (Issuing Entity)

                      J.P. Morgan Acceptance Corporation I
             (Exact name of Depositor as specified in its charter)

                     J.P. Morgan Mortgage Acquisition Corp.
              (Exact name of Sponsor as specified in its charter)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2).    Yes  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents incorporated by reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the Trustee, any Servicer or the Registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Currently,   there  is   no  established   secondary   market  for  the
         Certificates known to the Registrant. As of December 31, 2005, the number of holders of each class of offered certificates was 55 based on records provided by DTC.

Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV


Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

         Rule 13a-14(a)/15d-14(a) Certification, filed as 31.1 hereto.

         Annual Independent Accountant's Servicing Report concerning servicing activities, filed as Exhibit 99.1 hereto.

         Report of Management as to Compliance with Minimum Servicing Standards, filed as Exhibit 99.2 herto.

         Annual Statement as to Compliance, filed as Exhibit 99.3 herto.

         Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2005, filed as Exhibit 99.4 hereto.

(b) Exhibits to this report are listed in Item (15)(a)(3)above.

(c) Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               By: /s/ Brian Bernard
                    -----------------------------
             Name:  Brian Bernard
            Title:  President
             Date:  March 31, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit   Description

31.1      Rule 13a-14(a)/15d-14(a) Certification

99.1      Annual Independent Accountant's Servicing Report

99.2      Report of Management as to Compliance with Minimum Servicing Standards

99.3      Annual Statement as to Compliance

99.4 Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2005

                                  Exhibit 31.1
                     Rule 13a-14(a)/15d-14(a) Certification

                      J.P. Morgan Acceptance Corporation I,
                     J.P. Morgan Mortgage Acquisition Corp.,
            Asset-Backed Pass-Through Certificates, Series 2005-OPT1

     I, Brian Bernard, the President of the Depositor, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of J.P. Morgan Acquisition Corp. 2005-OPT1 (the "Trust");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution information required to be prepared by the Securities Administrator based upon the servicing information required to be provided by the Servicer under the Pooling and Servicing Agreement is included in these reports;

4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Securities Administrator in accordance with the terms of the Pooling and Servicing Agreement and based upon the review required under the Pooling and Servicing Agreement, and except as disclosed in the report, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

5. The reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based, in each case, upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation
     Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on the information provided to me by the following unaffiliated parties: the Servicer.

     Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated July 1, 2005, among J.P. Morgan Acceptance Corporation I, as depositor, J.P. Morgan Mortgage Acquisition Corp., as seller (the "Seller"), JPMorgan Chase Bank, National Association, as securities administrator (the "Securities Administrator"), Option One Mortgage Corporation as servicer (the "Servicer"), and U.S. Bank National Association, as trustee (the "Trustee").

   By: /s/ Brian Bernard
       -------------------------------------
 Name:  Brian Bernard
Title:  President

Dated:  March 31, 2006

                                  EXHIBIT 99.1
                Annual Independent Accountant's Servicing Report


KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA  90071


                        Independent Accountants' Report


To the Board of Directors and Stockholder of Option One Mortgage Corporation

We have examined management's assertion, included in the accompanying management assertion, that Option One Mortgage Corporation complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2005. Management is responsible for Option One Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestion standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Option One Mortgage Corporation's compliance with the minimum servicing standards specified above and performing other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Option One Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Option One Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP
------------------------------------
Los Angeles, California
February 28, 2006

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards
                              -------------------

OPTION ONE MORTGAGE

                             Management's Assertion


As of and for the year ended December 31, 2005, Option One Mortgage Corporation complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Option One Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amounts of $70,000,000 and $10,000,000, respectively.

/s/ Robert E. Dubrish
----------------------------------------------
Robert E. Dubrish, Chief Executive Officer


/s/ William L. O'Neill
-----------------------------------------------
William L. O'Neill, Chief Financial Officer


/s/ Matthew A. Engel
-----------------------------------------------
Matthew A. Engel, Controller


/s/ Fabiola Camperi
-----------------------------------------------
Fabiola Camperi, Chief Servicing Officer

                                  EXHIBIT 99.3
                       Annual Statement as to Compliance
                                 --------------


                             OFFICER'S CERTIFICATE

                        ANNUAL STATEMENT OF THE SERVICER

     I, Fabiola Camperi, the duly appointed Chief Servicing Officer of Option One Mortgage Corporation, the Servicer, hereby certify that (i) a review of the activities of the Servicer during the calendar year ended December 31, 2005 and of performance under the Servicing Agreement, as defined in the cover letter, has been made under the supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement during such year.

By:  /s/ Fabiola Camperi
     -------------------------
Name:   Fabiola Camperi
Title:  Chief Servicing Officer
Date:   February 28, 2006

                                  EXHIBIT 99.4
         Aggregate Statement of Principal and Interest Distributions to
                   Certificateholders as of December 31, 2005
                                 --------------


---------------------------------------------------------------------------------------------------------------------------------
  CUSIP        ORIGINAL              PAID            PAID               TOTAL PAID             ENDING PRIN      CERT POOL FACTOR
              PRINCIPAL            PRINCIPAL        INTEREST                                     BALANCE           (Per 1000)
---------------------------------------------------------------------------------------------------------------------------------
46626LAA8     612,849,000.00   116,996,048.25      11,951,128.00       128,947,176.25         495,852,951.75       809.09482067
46626LAB6     223,140,000.00   134,543,993.27       3,476,500.91       138,020,494.18          88,596,006.73       397.04224581
46626LAC4     303,284,000.00                -       6,370,638.38         6,370,638.38         303,284,000.00     1,000.00000000
46626LAD2      40,111,000.00                -         871,098.10           871,098.10          40,111,000.00     1,000.00000000
46626LAE0      60,404,000.00                -       1,342,510.36         1,342,510.36          60,404,000.00     1,000.00000000
46626LAF7      46,813,000.00                -       1,045,202.63         1,045,202.63          46,813,000.00     1,000.00000000
46626LAG5      29,447,000.00                -         661,959.36           661,959.36          29,447,000.00     1,000.00000000
46626LAH3      27,182,000.00                -         627,623.88           627,623.88          27,182,000.00     1,000.00000000
46626LAJ9      24,917,000.00                -         577,858.97           577,858.97          24,917,000.00     1,000.00000000
46626LAK6      23,406,000.00                -         551,145.46           551,145.46          23,406,000.00     1,000.00000000
46626LAL4      21,141,000.00                -         553,693.80           553,693.80          21,141,000.00     1,000.00000000
46626LAM2      18,876,000.00                -         510,684.29           510,684.29          18,876,000.00     1,000.00000000
46626LAN0      15,101,000.00                -         443,096.37           443,096.37          15,101,000.00     1,000.00000000
46626LAP5      15,101,000.00                -         531,374.31           531,374.31          15,101,000.00     1,000.00000000
U48118AA8               0.01                -                  -                    -                   0.01     1,000.00000000
N/C120676   1,510,095,312.15                -      20,008,591.40        20,008,591.40       1,510,095,312.15     1,000.00000000
N/C120677             100.00                -       3,439,649.88         3,439,649.88                 100.00     1,000.00000000
N/C120678                  -                -                  -                    -                      -     1,000.00000000
---------------------------------------------------------------------------------------------------------------------------------

                                      -11-